Form 10QSB
period 2008-03-31
BSV VI INC
filed 2008-05-15
CIK 1424586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission File No. 000-53064

BSV VI, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-1649641
(State or Jurisdiction of incorporation or formation)	(I.R.S. Employer Identification No.)

735 Broad Street
Suite 400
Chattanooga, TN 37402
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:	(423) 265-5062
Issuer’s facsimile number:	(423) 265-5068

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format: Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2008: 2,485,338 and 150,000 shares of Class A Common Stock and Class B Common Stock, respectively.

BSV VI, INC.
TABLE OF CONTENTS
FORM 10-QSB FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

BSV VI, INC.
(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	3/31/2008	12/31/2007
	(Unaudited)	(Audited)
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCOUNTS PAYABLE	$6,929	$-

STOCKHOLDERS' DEFICIT: (Note 4)
Common stock-Class A, no par value, authorized 80,000,000, shares issued and outstanding 2,485,338; at March 31, 2008 and 2007	999	999
Common stock -Class B, no par value, authorized 20,000,000, shares, issued and outstanding 150,000 at March 31, 2008 and 2007	1	1
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional-paid-in-capital	6,060	-
Deficit accumulated during the development stage	(13,989)	(1,000)
TOTAL STOCKHOLDERS’ DEFICIT	(6,929)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to the financial statements.

BSV VI, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception)

TO MARCH 31, 2008

(UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	September 22, 2004 (Date of Inception) To March 31, 2008

Revenues	$-	$-	$-

Expenses:	12,989	-	13,989

Loss Before Provision for Income Taxes	(12,989)	-	(13,989)

Income Tax Expense	-	-	-

Net Loss	$(12,989)	$-	$(13,989)

Loss Per Share
Basic	$(0.01)	$-	$(0.01)

Weighted average - number of shares outstanding	2,635,338	2,635,338	2,635,338

See notes to the financial statements.

BSV VI, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO MARCH 31, 2008

(UNAUDITED)

	Shares	Common Stock Class A	Common Stock Class B	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total

Common stock issued at inception	2,485,338	$999	$-	$-	$-	$999

Common stock issued at inception	150,000	-	1	-	-	1

2004 Activity	-	-	-	-	(1,000)	(1,000)

2005 Activity	-	-	-	-	-	-

2006 Activity	-	-	-	-	-	-

2007 Activity	-	-	-	-	-	-

2008 Activity	-	-	-	6,060	(12,989)	(6,929)

Balance at March 31, 2008	2,635,338	$999	$1	$6,060	$(13,989)	$(6,929)

See notes to the financial statements.

BSV VI, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO MARCH 31, 2008

(UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	September 22, 2004 (Date of Inception) To March 31, 2008

Net Loss	$(12,989)	$-	$(13,989)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in additional-paid -in capital	6,060	-	6,060
Increase in accounts payable	6,929	-	6,929
Net Cash Used in Operating Activities	-	-	(1,000)

Cash Flows from Financing Activities
Stock Issued at inception	-	-	1,000
Net Cash Provided by Financing Activities	-	-	1,000

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

See notes to the financial statements.

BSV VI, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO MARCH 31, 2008

NOTE 1 – ORGANIZATION:

BSV VI, Inc. (a Development Stage Company) (the Company) was incorporated on September 22, 2004, in the State of Colorado, for the purpose of conducting a public distribution of securities (the Proposed Distribution) and then effecting a merger, acquisition or other business combination transaction (Business Combination) with an unidentified privately-held company (a Target). The Company's business strategy is also referred to as a "blind pool" because neither the management of the Company nor the persons who acquire securities in the Proposed Distribution know what the business of the Company will ultimately be. The Company is in the development stage and has had no significant business activity to date. The Company has adopted a fiscal year end of December 31, however upon merger the Company intends to adopt the fiscal period of the target.

NOTE 2 – GOING CONCERN:

The Company has been in the development stage since its inception in 2004 to present and has incurred losses from its inception through March 31, 2008 amounting to $13,989. The Company's ability to meet its future obligations is dependent upon its ability to raise capital and close on a potential business combination as discussed in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In order to continue as a going concern, the Company will need additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon management's ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BSV VI, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO MARCH 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting:

The Company’s policy is to prepare its financial statements on the accrual basis of accounting.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes". This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities.

Earnings Per Common Share:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

NOTE 4 – STOCKHOLDERS’ EQUITY:

On September 22, 2004, the Company issued two million four hundred eighty five thousand three hundred thirty eight (2,485,338) shares of its Class A common stock and one hundred fifty thousand (150,000) shares of its Class B common stock at inception. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued):

The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, the ultimate ownership of the gift share donees is likely to be less than 5% of the issued and outstanding common stock of the Company. It is impossible to predict whether a business combination will ultimately result in dilution to donees. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be no dilution.

The Company authorized 5,000,000 shares of preferred stock. Currently, there are no shares of preferred stock issued or outstanding.

Additional paid-in-capital represents professional fees incurred by the Company which have been paid by a related entity (See note 6).

NOTE 5 – EARNINGS PER SHARE:

The Company accounts for earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing net income by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

The shares used in the computation are as follows:

	2008	2007

Basic and Diluted EPS	2,635,338	2,635,338

NOTE 6 – RELATED PARTIES:

The Company’s management (and original incorporators), through a common owned entity, have paid all expenses incurred by the Company, which includes professional fees and basic state and local fees and taxes. The related entity has committed to taking responsibility for all liabilities incurred by the Company through the date completion of a business transaction such as described on Note 1. Therefore, the Company will reflect all expenses paid on their behalf in their financial statements and record as additional paid-in-capital.

NOTE 7 – INCOME TAXES:

As of March 31, 2008 and 2007, the Company had deferred tax assets recognized of approximately $5,000 and $400 respectively, with equal corresponding valuation allowances. The deferred tax asset is a result of a net operating loss carryforward.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, "Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

BSV VI, Inc. (a Development Stage Company) (the Company) was incorporated on September 22, 2004, in the State of Colorado for the purpose of conducting a public distribution of securities (the Proposed Distribution) and then effecting a merger, acquisition or other business combination transaction (Business Combination) with an unidentified privately-held company (a Target). We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

On February 1, 2008, the Company voluntarily filed with the Securities and Exchange Commission (SEC) a Registration Statement on Form 10-SB therein registering the Company’s Class A Non Voting Common Stock, no par value, and Class B Voting Common Stock, no par value, under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Form 10-SB went effective by operation of law on April 1, 2008 (60 days after the filing date) and since such date, the Company has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

The Company's business strategy is also referred to as a "blind pool" because neither the management of the Company nor the persons who acquire securities in the Proposed Distribution know what the business of the Company will ultimately be. The Company is in the development stage and has had no significant business activity to date. The Company has adopted a fiscal year end of December 31, however upon merger the Company intends to adopt the fiscal period of the Target.

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more Internet websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and/or its shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or its shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or its shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no or minimal managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

As of March 31, 2008, the Company had an accumulated deficit of $13,989, compared to $1,000 as of March 31, 2007, and there is doubt as to the Company’s ability to continue as a going concern.

For the three month periods ending March 31, 2008, and March 31, 2007, and for the period from September 22, 2004 (Inception) to March 31, 2008, the Company had no activities that produced revenues from operations.

For the three month periods ended March 31, 2008 and 2007, the Company had a net loss of $12,989 and $0 respectively. From the Company’s date of inception (September 22, 2004) to March 31, 2008, the Company had a net loss of $13,989. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on February 1, 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $0 compared to $0 as of March 31, 2007. The Company’s current liabilities as of March 31, 2008 and March 31, 2007 totaled $6,929 and $0, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from September 22, 2004 (Inception) to March 31, 2008

Operating activities	$(1,000)
Investing activities	$—
Financing activities	$1,000

Net effect on cash	$0

The Company has nominal assets and has generated no revenues since its inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

At March 31, 2008, the Company had no capital resources available and primarily relies upon the issuance of common stock and additional capital contributions from its shareholders to fund administrative expenses pending the acquisition of an operating company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2008.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are effective, and no material weaknesses in financial reporting have been discovered upon our year-end evaluation.

This Form 10-QSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 22, 2004, the day of its incorporation, the Company issued an aggregate of 2,485,338, shares of Class A Common Stock and 150,000 shares of Class B Common Stock to Messrs. Dyer, Eversull, and Brennan, Lane Capital Markets and Ms. Elizabeth Davis in consideration for services rendered. The Company issued these shares of Common Stock under the exemption from registration requirements of the Securities Act provided by Section 4(2) of the Securities Act in light of the fact that the offering did not constitute a public offering.

No other securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, the ultimate ownership of the gift share donees is likely to be less than 5% of the issued and outstanding common stock of the Company. It is impossible to predict whether a business combination will ultimately result in dilution to donees. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be no dilution.

It should be noted that any shares held by affiliates or promoters of the Registrant may not be sold by such affiliates or promoters, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after a business combination with an operating company or other person, regardless of technical compliance with the rule. The position of the staff of the Division of Corporation Finance of the SEC is that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, these affiliates or promoters, or their transferees, can only resell the shares they hold as of the date hereof through a registration statement filed under the Securities Act or pursuant to an exemption from such registration requirements.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Index

No.:	Description:
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 15, 2008

BSV VI, INC.

By:	/s/ Douglas A. Dyer
Name: Douglas A. Dyer
Title: President