Form 10-Q
period 2009-09-30
BSV VI INC
filed 2009-11-23
CIK 1424586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
☐ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 23, 2009, there were 2,485,338 shares of Class A Common Stock, no par value, and 150,000 shares of Class B Common Stock, no par value, issued and outstanding.

TABLE OF CONTENTS

Item 1. Financial Statements.

CONTENTS

Page

FINANCIAL STATEMENTS:

Balance Sheets	1

Statements of Operations	2

Statement of Changes in Stockholders’ Equity (Deficit)	3

Statements of Cash Flows	4

Notes to the Financial Statements	5-9

BSV VI, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$8,979	$6,107

TOTAL CURRENT LIABILITIES	8,979	6,107

STOCKHOLDERS' EQUITY (DEFICIT): (Note 4)
Common stock-Class A, no par value, authorized 80,000,000, shares issued and outstanding 2,485,338; at September 30, 2009 and December 31, 2008	999	999
Common stock -Class B, no par value, authorized 20,000,000, shares, issued and outstanding 150,000 at September 30, 2009 and December 31, 2008	1	1
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional-paid-in-capital	21,734	14,392
Deficit accumulated during the development stage	(31,713)	(21,499)
TOTAL STOCKHOLDERS’ DEFICIT	(8,979)	(6,107)

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)	$-	$-

See notes to the financial statements.

BSV VI, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2009

(Unaudited)

			September 22, 2004
			(Date of Inception)
	Nine Months Ended	Nine Months Ended	To
	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-

Expenses	10,214	18,126	31,713

Loss Before Provision for Income Taxes	(10,214)	(18,126)	(31,713)

Income Tax Expense	-	-	-

Net Loss	$(10,214)	$(18,126)	$(31,713)

Loss Per Share Basic and Diluted	$ Nil	$ Nil	$0.01

Weighted average - number of shares outstanding (basic and diluted)	2,635,338	2,635,338	2,635,338

See notes to the financial statements.

BSV VI, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2009

(Unaudited)

					Deficit
		Common	Common		Accumulated
		Stock	Stock	Additional	During
	Shares	Class A	Class B	Paid in Capital	Development Stage	Total

Common stock issued at inception	2,485,338	$999	$-	$-	$-	$999

Common stock issued at inception	150,000	-	1	-	-	1

2004 Activity	-	-	-	-	(1,000)	(1,000)

2005 Activity	-	-	-	-	-	-

2006 Activity	-	-	-	-	-	-

2007 Activity	-	-	-	-	-	-

2008 Activity	-	-	-	14,392	(20,499)	(6,107)

2009 Activity	-	-	-	7,342	(10,214)	(2,872)

Balance at September 30, 2009	2,635,338	$999	$1	$21,734	$(31,713)	$(8,979)

See notes to the financial statements.

BSV VI, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2009

(Unaudited)

			September 22, 2004
			(Date of Inception)
	Nine Months Ended	Nine Months Ended	To
	September 30, 2009	September 30, 2008	September 30, 2009

Cash Flows from Operating Activities

Net Loss	$(10,214)	$(18,126)	$(31,713)
Adjustments to reconcile net loss to net cash used in operating activities Increase in accounts payable	2,872	3,744	8,979
Net Cash Used in Operating Activities	(7,342)	(14,382)	(22,734)

Cash Flows from Financing Activities
Stock Issued at inception	-	-	1,000
Increase in additional-paid-in-capital	7,342	14,382	21,734
Net Cash Provided by Financing Activities	7,342	14,382	22,734

Net Change in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Taxes Paid	$-	$-	$-

Interest Paid	$-	$-	$-

See notes to the financial statements.

BSV VI, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2009

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

NOTE 2 – GOING CONCERN:

The Company has been in the development stage since its inception in 2004 to present and has incurred losses from its inception through September 30, 2009 amounting to $31,713. The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern.

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

BSV VI, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2009

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

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by FASB ASC 740, Income Taxes.  This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Earnings Per Common Share:

The Company follows FASB ASC 260, Earnings Per Share. ASC 260 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards.  Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Subsequent Events:

FASB ASC 855, Subsequent Events, modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

The interim financial statements were approved by management and were issued on November 23, 2009. Subsequent events have been evaluated through this date.

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

BSV VI, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2009

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

NOTE 5 – EARNINGS PER SHARE:

The Company accounts for earnings per share under,FASB ASC 260, Earnings per share, which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").  The computation of Basic EPS is computed by dividing net income by the weighted average number of outstanding common shares during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

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

NOTE 7 – INCOME TAXES:

As of September 30, 2009 and 2008, the Company had deferred tax assets recognized of approximately $12,000 and $8,000 respectively, with equal corresponding valuation allowances.  The deferred tax asset is a result of a net operating loss carryforward.

BSV VI, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2009

(Unaudited)

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS:

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the second quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

 In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on the Company’s financial condition results of operation or cash flows.

 In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have a material impact on the Company’s financial condition results of operation or cash flows.

BSV VI, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2009

(Unaudited)

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS (Continued):

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4 and 505-50-S99-2. Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) . This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update are effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact of ASU 2009-12 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605),: Multiple Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issue Task Force. This Accounting Standards Update amends Subtopic 605-25, separating consideration in multiple-deliverable arrangements. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985),: Certain Revenue Arrangements That Include Software Elements- a consensus of the FASB Emerging Issue Task Force.  This Accounting Standards Update amends Subtopic 985-605, Software-Revenue Recognition. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-14 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (Topic 470). This Accounting Standards Update amends Subtopic 470-20, Debt with Conversion and Other Options and Subtopic 260-10, Earnings Per Share. The adoption of ASU 2009-15 will not have a material impact on the Company’s financial condition results of operation or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

GOING CONCERN

The Company has been in the development stage since its inception in September 2004 to the present. The Company has no assets and has incurred losses from its inception through September 30, 2009 amounting to $31,713. The Company's ability to meet its future obligations is dependent upon its ability to raise capital and close on a potential business combination. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern. In order to continue as a going concern, the Company will need additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon management's ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Assets

At September 30, 2009 and December 31, 2008, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at September 30, 2009 and December 31, 2008 were $8,979 and $6,107, respectively, comprised of accounts payable and accrued expenses. The increase in liabilities was due to an increase in legal and accounting fees incurred in connection with the preparation and filing of the Company’s annual and quarterly reports with the Securities and Exchange Commission following the Company’s filing a Form 10-SB with the SEC on February 1, 2008 and which went effective on April 1, 2008.

Stockholders’ Deficit

At September 30, 2009, the Company had a stockholders’ deficit of $8,979 compared to $6,107 at December 31, 2008. The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the nine month periods ended September 30, 2009 and 2008, the Company had a net loss of $10,214 and $18,126, respectively. From the Company’s date of inception (September 22, 2004) to September 30, 2009, the Company had a net loss of $31,713.

Expenses

For the nine months ended September 30, 2009, the Company had expenses of $10,214 compared to $18,126 for the nine month period ended September 30, 2008.   The decrease was due to the Company’s delayed preparation and filing of the Company’s Form 10-K for its fiscal year ended December 31, 2008 and Form 10-Q for the fiscal quarter ended June 30, 2009. For the period from the Company’s inception on September 22, 2004 to September 30, 2009, the Company’s expenses were $31,713. These expenses consist of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB on February 1, 2008 and subsequently filed annual, quarterly and periodic reports with the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

At September 30, 2009, the Company had no cash and no other assets. The Company’s current liabilities at September 30, 2009 and December 31, 2008 were $8,979 and $6,107, comprised of accounts payable and accrued expenses. The increase in liabilities was due to an increase in legal and accounting fees incurred in connection with the preparation and filing of the Company’s annual and quarterly reports with the Securities and Exchange Commission. At September 30, 2009, the Company had an accumulated deficit of $31,713.

As explained in earlier in this Item 2, the Company is a “shell company” and is currently seeking a merger/acquisition candidate with sustainable operations. To date, the Company has not identified a suitable merger/acquisition candidate. The Company does not currently have the capital resources to meet its operating expenses for the next twelve months. The Company will need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. The Company’s independent auditors have expressed their doubt as to the Company’s ability to continue as a going concern.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended		For the Period September 22, 2004 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
Net Cash Used in Operating Activities	$(7,342)	$(14,382)	$(22,734)

Net Cash Provided by Investing Activities	$0	$0	$0

Net Cash Provided by Financing Activities	$7,342	$14,382	$22,734

Net Effect on Cash	$0	$0	$0

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

At September 30, 2009, the Company had no capital resources available and primarily relies upon the issuance of common stock and additional capital contributions from its shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A

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

Dated: November 23, 2009	BSV VI, INC.

	By:	/s/ Douglas A. Dyer
Title: President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)